Form 10-K/A
period 2004-12-31
Sequoia Mortgage Trust 2004-11
filed 2005-05-31
CIK 1309525

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

Securities registered pursuant               Securities registered pursuant to
to Section 12(b) of the Act:                 Section 12(g) of the Act:

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

                                 NOT APPLICABLE

                      Documents incorporated by reference:

                                 NOT APPLICABLE

                        SEQUOIA RESIDENTIAL FUNDING, INC.
       SEQUOIA MORTGAGE TRUST 2004-11, MORTGAGE PASS-THROUGH CERTIFICATES

                                      INDEX

                                                                                                       Page
                                                                                                       ----
PART I       .......................................................................................     3
             ITEM 1    -   BUSINESS.................................................................     3
             ITEM 2    -   PROPERTIES...............................................................     3
             ITEM 3    -   LEGAL PROCEEDINGS........................................................     3
             ITEM 4    -   SUBMISSION OF MATTERS TO A VOTE OF
                           SECURITY HOLDERS.........................................................     3

PART II      .......................................................................................     3
             ITEM 5    -   MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER
                           MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES........................     3
             ITEM 6    -   SELECTED FINANCIAL DATA..................................................     3
             ITEM 7    -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................     3
             ITEM 7A   -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............     3
             ITEM 8    -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................     3
             ITEM 9    -   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                           ON ACCOUNTING AND FINANCIAL DISCLOSURE...................................     3
             ITEM 9A   -   CONTROLS AND PROCEDURES..................................................     4
             ITEM 9B   -   OTHER INFORMATION........................................................     4

PART III     .......................................................................................     4
             ITEM 10   -   DIRECTORS AND EXECUTIVE OFFICERS OF
                           THE REGISTRANT...........................................................     4
             ITEM 11   -   EXECUTIVE COMPENSATION...................................................     4
             ITEM 12   -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                           OWNERS AND MANAGEMENT....................................................     4
             ITEM 13   -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................     5
             ITEM 14   -   PRINCIPAL ACCOUNTANT FEES AND SERVICES...................................     5

PART IV      .......................................................................................     6
             ITEM 15   -   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                           REPORTS ON FORM 8-K......................................................     6

SIGNATURES   .......................................................................................     8

CERTIFICATION.......................................................................................     9

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
PURSUANT TO SECTION 12 OF THE ACT...................................................................    10

INDEX TO EXHIBITS...................................................................................    10

                                     PART I

ITEM 1   -  BUSINESS

            Not Applicable.

ITEM 2   -  PROPERTIES

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

CLASS A-1

Identification              Principal Amount Owned       Percentage of Outstanding Amount
--------------              ----------------------       --------------------------------
BANK OF NY                       $106,325,000                         24.50%
SSB/FRANK                        $ 25,000,000                          5.76%
CITIBANK                         $ 30,100,000                          6.93%
CS FST BOS                       $ 43,000,000                          9.91%
JPMCBNA                          $ 96,210,000                         22.17%
ML SPKPG                         $ 70,000,000                         16.13%
SSB&T CO                         $ 28,655,000                          6.60%

CLASS A-2

Identification              Principal Amount Owned       Percentage of Outstanding Amount
--------------              ----------------------       --------------------------------
BANK OF NY                        $23,036,000                         26.77%
JPMCBNA                           $21,500,000                         24.90%
SSB&T CO                          $31,500,000                         36.61%

CLASS A-3

Identification              Principal Amount Owned       Percentage of Outstanding Amount
--------------              ----------------------       --------------------------------
BNY/CDC-FP                       $ 21,694,000                        12.71%
CITIBANK                         $110,000,000                        66.44%
SG AMERICA                       $ 30,000,000                        17.58%

CLASS X-A1

Identification              Principal Amount Owned       Percentage of Outstanding Amount
--------------              ----------------------       --------------------------------
BROWN BROS                       $170,021,000                       32.69%
JPMCBNA                          $260,000,000                          50%
SSB&T                            $ 90,000,000                       17.31%

CLASS X-A2

Identification              Principal Amount Owned       Percentage of Outstanding Amount
--------------              ----------------------       --------------------------------
CITIBANK                          $91,244,000                        53.45%
NRTHRN TR                         $22,500,000                         9.96%
MELLON TR                         $39,950,000                        23.40%

CLASS X-B

Identification              Principal Amount Owned       Percentage of Outstanding Amount
--------------              ----------------------       --------------------------------
CITIBANK                         $15,031,000                            100%

CLASS B-1

Identification              Principal Amount Owned       Percentage of Outstanding Amount
--------------              ----------------------       --------------------------------
ML SFKPG                          $8,947,000                         100.00%

CLASS B-2

Identification              Principal Amount Owned       Percentage of Outstanding Amount
--------------              ----------------------       --------------------------------
ML SFKPG                           $6,084,000                        100.00%

CLASS B-3

Identification              Principal Amount Owned       Percentage of Outstanding Amount
--------------              ----------------------       --------------------------------
CITIBANK                           $4,294,000                        100.00%

ITEM 13  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            None.

ITEM 14     PRINCIPAL ACCOUNTANT FEES AND SERVICES

            Not Applicable.

                                     PART IV

ITEM 15  -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            (a)   The following documents are filed as part of this report:

                  1.    Financial Statements:

                        Not applicable.

                  2.    Financial Statement Schedules:

                        Not applicable.

                  3.    Exhibits:

Exhibit No.       Description
-----------       -----------
31.1              Sarbanes-Oxley Certification.

99.1              Statement of Compliance of the Servicer pursuant to Section
                  7.04(a) of The Master Servicing Agreement between RWT
                  Holdings, Inc. ("RWT") and Morgan Stanley Dean Witter Credit
                  Corporation, dated August 1, 2002, as modified by the related
                  Acknowledgements (the "RWT/Morgan Servicing Agreement").

99.2 Report of Independent Accountant pursuant to Section 7.04(b) of the RWT/Morgan Servicing Agreement.

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

99.6 Report of Independent Accountant pursuant to Section 7.05 of the RWT/Cendant Servicing Agreement.

99.7              Statement of Compliance of the Servicer pursuant to Section
                  11.20 of the Flow Mortgage Loan Sale and Servicing Agreement, dated as of April 1, 2003, between RWT and Bank of America, N.A., as modified by the related Acknowledgements (the
                  "RWT/Bank of America Servicing Agreement").

99.8 Report of Independent Accountant pursuant to Section 11.21 of the RWT/Bank of America Servicing Agreement.

99.9              Statement of Compliance of the Servicer pursuant to Section
                  6.04 of the Loan Servicing Agreement, dated as of February 1,
                  2004 between RWT and GMAC Mortgage Corporation, as modified by the related Acknowledgements (the "RWT/GMAC Servicing
                  Agreement").

99.10 Report of Independent Accountant pursuant to Section 6.05 of the RWT/GMAC Servicing Agreement.

99.11             Statement of Compliance of the Servicer pursuant to Section
                  3.14(a) of the Standard Terms and Provisions of Sale and Servicing Agreement, dated as of June 1, 2004, between RWT and
                  Residential Funding Corporation, as modified by the related
                  Acknowledgements (the "RWT/RFC Servicing Agreement").

99.12 Report of Independent Accountant pursuant to Section 3.14(b) of the RWT/RFC Servicing Agreement.

(b) Reports on Form 8-K field during the last quarter of the period covered by this report.

DATE OF REPORTS ON FORM 8-K        ITEMS REPORTED/FINANCIAL STATEMENTS FILED
November 18, 2004                  Report filing Collateral Term Sheet

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

                                   SEQUOIA RESIDENTIAL FUNDING, INC.

                                   By:    /s/ Harold F. Zagunis
                                          -------------------------------
                                   Name:  Harold F. Zagunis
                                   Title: Chief Financial Officer and Secretary

Date: May 31, 2005.

                                  CERTIFICATION

      I, Harold F. Zagunis, Chief Financial Officer and Secretary of Sequoia Residential Funding, Inc., a Delaware corporation, hereby certify that:

      1. I have reviewed this annual report on Form 10-K/A, and all reports on Form 8-K containing distribution or servicing reports filed in respect of the Certificates for periods included in the year covered by this annual report, of Sequoia Residential Funding, Inc.;

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

Date: May 31, 2005

/s/ Harold F. Zagunis
-----------------------------------
Signature
Name: Harold F. Zagunis
Title: Chief Financial Officer and Secretary

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

                                INDEX TO EXHIBITS
                                   Item 15(C)

Exhibit No.       Description
-----------       -----------
31.1              Sarbanes-Oxley Certification.

99.1              Statement of Compliance of the Servicer pursuant to Section
                  7.04(a) of The Master Servicing Agreement between RWT
                  Holdings, Inc. ("RWT") and Morgan Stanley Dean Witter Credit
                  Corporation, dated August 1, 2002, as modified by the related
                  Acknowledgements (the "RWT/ Morgan Servicing Agreement").

99.2 Report of Independent Accountant pursuant to Section 7.04(b) of the RWT/Morgan Servicing Agreement.

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

99.6 Report of Independent Accountant pursuant to Section 7.05 of the RWT/Cendant Servicing Agreement.

99.7              Statement of Compliance of the Servicer pursuant to Section
                  11.20 of the Flow Mortgage Loan Sale and Servicing Agreement, dated as of April 1, 2003, between RWT and Bank of America, N.A., as modified by the related Acknowledgements (the
                  "RWT/Bank of America Servicing Agreement").

99.8 Report of Independent Accountant pursuant to Section 11.21 of the RWT/Bank of America Servicing Agreement.

99.9              Statement of Compliance of the Servicer pursuant to Section
                  6.04 of the Loan Servicing Agreement, dated as of February 1,
                  2004, between RWT and GMAC Mortgage Corporation, as modified by the related Acknowledgements (the "RWT/GMAC Servicing
                  Agreement").

99.10 Report of Independent Accountant pursuant to Section 6.05 of the RWT/GMAC Servicing Agreement.

99.11             Statement of Compliance of the Servicer pursuant to Section
                  3.14(a) of the Standard Terms and Provisions of Sale and Servicing Agreement, dated as of June 1, 2004, between RWT and
                  Residential Funding Corporation, as modified by the related
                  Acknowledgements (the "RWT/RFC Servicing Agreement").

99.12 Report of Independent Accountant pursuant to Section 3.14(b) of the RWT/RFC Servicing Agreement.