Form 10-K/A
period 2004-12-31
Sequoia Mortgage Trust 2004-11
filed 2005-12-05
CIK 1309525

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] or No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] or No [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] or No [X]

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

99.2 Report of Independent Registered Public Accounting Firm pursuant to Section 7.04(b) of the RWT/Morgan Servicing
                  Agreement.

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

99.6 Report of Independent Registered Public Accounting Firm pursuant to Section 7.05 of the RWT/Cendant Servicing
                  Agreement.

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

Date: December 5, 2005.

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

      4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

      5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent registered public accounting firm, after conducting a review in compliance with the Uniform Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing agreement, that is included in these reports.

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

Date: December 5, 2005

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

99.2 Report of Independent Registered Public Accounting Firm pursuant to Section 7.04(b) of the RWT/Morgan Servicing
                  Agreement.

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

99.6 Report of Independent Registered Public Accounting Firm pursuant to Section 7.05 of the RWT/Cendant Servicing
                  Agreement.

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